Form 10-Q
period 1996-03-31
AAA NET REALTY FUND XI LTD
filed 1996-05-15
CIK 924576

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission File Number:            33-79766


                         AAA NET REALTY FUND XI, LTD.


TEXAS LIMITED PARTNERSHIP                    IRS IDENTIFICATION NO.
                                             76-0451986

8 GREENWAY PLAZA, SUITE 824                  HOUSTON, TX  77046



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    X     Yes            No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE,
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                               BALANCE SHEETS
                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                              MARCH 31,      DECEMBER 31,
                                                1996             1995
                                             (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                     $  1,913,901    $   1,642,729

ACCOUNTS RECEIVABLE                                7,676           10,750

PROPERTY
Land                                             235,832          235,832
Building                                         550,275          550,275
                                                 786,107          786,107
Accumulated depreciation                          (4,115)            (588)

                                                 781,992          785,519


INVESTMENT IN JOINT VENTURE                      868,949          871,620

OTHER  ASSETS:
Acquisition Costs                                 15,297            2,506
Accrued Rental Income                              1,563                0
Organization Costs, net of accumulated
  amortization of $30,058 and $20,890,
  respectively                                   157,325          151,643

TOTAL OTHER ASSETS                               174,185          154,149

TOTAL ASSETS                                   3,746,703        3,464,767


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                  21,504           21,926

TOTAL LIABILITIES                                 21,504           21,926

PARTNERSHIP EQUITY
General partners                                   2,133            1,773
Limited partners                               3,723,066        3,441,068

TOTAL PARTNERSHIP EQUITY                       3,725,199        3,442,841

TOTAL LIABILITIES & PARTNERSHIP EQUITY      $  3,746,703    $   3,464,767


LIMITED PARTNERSHIP UNITS OUTSTANDING             4158.5           3828.5








See Notes to Financial Statements.






                        AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                          STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)


                                                 1996          1995

INCOME

Rental income                                $   21,694   $         0
Equity income from investment
   in joint venture                              20,356             0
Interest income                                  23,589         5,550

TOTAL INCOME                                     65,639         5,550


EXPENSES

Administrative expense                            3,999             0
Accounting fees                                   5,400             0
Amortization                                      9,168         1,125
Bank charges                                         25           287
Depreciation                                      3,527             0
Filing fees                                         250             0
Legal and professional fees                       4,306             0
Printing                                          2,252             0
Other                                               700             0

TOTAL EXPENSES                                   29,627         1,412


NET INCOME                                   $   36,012   $     4,138


ALLOCATION OF NET INCOME

General partners                             $      360   $        41
Limited partners                                 35,652         4,097

                                             $   36,012   $     4,138


NET INCOME PER UNIT                          $     8.84   $      8.18


WEIGHTED AVERAGE UNITS OUTSTANDING                4,075           506



See Notes to Financial Statements.





                        AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                      STATEMENT OF PARTNERSHIP EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (Unaudited)


                                 GENERAL       LIMITED
                                 PARTNERS      PARTNERS       TOTAL

PARTNERSHIP EQUITY AT
  DECEMBER 31, 1995           $     1,773   $ 3,441,068   $ 3,442,841

CAPITAL CONTRIBUTIONS - NET             0       295,455       295,455

NET INCOME                            360        35,652        36,012

DISTRIBUTIONS                           0       (49,109)      (49,109)

PARTNERSHIP EQUITY AT
  MARCH 31, 1996              $     2,133   $ 3,723,066   $ 3,725,199



See Notes to Financial Statements.




                        AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)

                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                      $    36,012    $     4,138

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                        9,168          1,125
  Depreciation                                        3,527              0
  Decrease in accounts receivable                     3,074              0
  Increase (decrease)  in accounts payable             (422)        26,127
  Investment in joint venture:
    Equity income                                   (20,356)             0
    Distributions received                           20,356              0
  Increase in accrued rental income                  (1,563)             0
  Increase in organization costs                    (14,850)       (67,487)

NET CASH FLOWS FROM OPERATING ACTIVITIES             34,946        (36,097)


CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions - limited partners, net of
  syndication costs                                 295,455      1,342,232
Distributions                                       (49,109)             0

NET CASH FLOWS FROM FINANCING ACTIVITIES            246,346      1,342,232


CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition costs                                   (12,791)       (30,544)
Joint venture distributions in excess of income       2,671              0

NET CASH FLOWS FROM INVESTING ACTIVITIES            (10,120)       (30,544)


NET INCREASE  IN CASH
  and CASH EQUIVALENTS                              271,172      1,275,591

CASH and CASH EQUIVALENTS at beginning of period  1,642,729          1,000


CASH and CASH EQUIVALENTS at end of period      $ 1,913,901    $ 1,276,591




See Notes to Financial Statements.






                        AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AAA Net Realty Fund XI, Ltd. ("the Partnership"), is a limited partnership formed under the laws of the State of Texas. American Asset Advisers Management Corporation XI (a Texas corporation) is the managing general partner and H. Kerr Taylor is the individual general partner. On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership. As of March 31, 1996, contributions had been received from 4,158.5 units. There shall be available for subscription by prospective limited partners an aggregate of 20,000 limited partnership units at $1,000 maximum offering price per unit.

     The Partnership was formed to acquire commercial properties for cash. The Partnership will own, lease, operate, manage and eventually sell the properties. The selection, acquisition, and supervision of the operations of the properties is managed by American Asset Advisers Realty Corporation ("AAA"), a related party.

     The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1996 or 1995.

     Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The lease is accounted for under the operating method whereby the property is recorded at cost, rental income is recognized ratably over the life of the lease and depreciation is charged as incurred.

     The Partnership's investment in a joint venture is accounted for under the equity method whereby its initial investment in a joint venture is recorded at its cost which is then increased or decreased by its share of earnings or losses in the joint venture.

     Organization costs are amortized on a straight line basis over five years.

     Syndication costs are reflected as a reduction of the capital contributions of the limited partners.

     All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1996 and March 31, 1995.

     The financial statements of AAA Net Realty Fund XI, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.   PARTNERSHIP EQUITY

     The managing general partner, American Asset Advisers Management Corporation XI, and the individual general partner,
     H. Kerr Taylor, have made capital contributions in the amounts of $990 and $10, respectively. The general partners shall not be obligated to make any other contributions to the Partnership, except that, in the event that the general partners have negative balances in their capital accounts after dissolution and winding up of, or withdrawal from, the Partnership, the general partners will contribute to the Partnership an amount equal to the deficit balances in their capital account.

3.   RELATED PARTY TRANSACTIONS

     Certain costs have been incurred by the General Partners and affiliates in connection with the organization and syndication of the Partnership. Reimbursement of these costs become obligations of the Partnership in accordance with the terms of the offering. The costs incurred to organize the Partnership have been capitalized as Organization Costs. For the three months ended March 31, 1996, $10,269 was paid to AAA for costs incurred during the period. In addition, $12,500 of costs, reflected as Syndication Costs and netted against Partnership Equity were incurred by AAA for the issuance and marketing of partnership units during the first three months of 1996. No reimbursements were paid in the first three months of 1995 for Organization or Syndication Costs.

     Acquisition expenses, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $10,000 of such fees were incurred and paid to AAA for the three months ended March 31, 1996. No acquisition fees were incurred in the first three months of 1995.

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $3,999 was incurred and paid to AAA for the three months ended March 31, 1996. No administrative fees were incurred in the first three months of 1995.

     On September 12, 1995, the Partnership acquired a 49% interest in a joint venture with American Asset Advisers Trust, Inc., an affiliated entity. The joint venture was formed for the purpose of acquiring a property which is being operated as a Blockbuster Music Store (Wichita, Kansas). The Partnership's share of costs for this property totaled $873,711.

     On April 5, 1996, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc. and AAA Net Realty Fund X, Ltd., affiliates, for the purpose of acquiring a property which will be operated as a Just For Feet retail store upon completion of construction. The Partnership's interest in the joint venture is 29.85%.

4.   MAJOR LESSEE

     The Partnership's operations are all related to the acquisition and leasing of commercial real estate properties. Total rental income of $21,694 was received from Blockbuster Videos, Inc. (Oklahoma City, Oklahoma) for the three months ended March 31, 1996. The Partnership did not receive any rental income for the three months ended March 31, 1995.





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


AAA Net Realty Fund XI, Ltd., a Texas limited partnership, was formed May 26, 1994 to acquire on a debt-free basis, existing and newly constructed commercial properties to be held for investment, lease and subsequent disposal. The leases will provide for a base minimum annual rent and periodic increases in rent. In addition, the major operating costs of the Partnership's properties will either be paid for by the tenant or the lease will limit the extent of the Partnership's obligation for such expenses. The Offering for 20,000 limited partnership units was effective October 27, 1994. As of March 31, 1996, contributions had been received for 4,158.5 units. The offering period for subscriptions will terminate on October 26, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership acquired its first two properties in September and December 1995, one directly and one through a joint venture with an affiliate. On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which will be operated as a Just For Feet retail store. The Partnership's interest in the joint venture is 29.85% and the Partnership's share of the acquisition costs for the property will approximate $986,198 plus $30,758 in acquisition fees to affiliates. The property is under construction with an estimated completion date of September 1996.

The acquisitions of the above-mentioned properties result in a decrease in the Partnership's liquidity. This is in keeping with the Partnership's policy of acquiring commercial properties for investment, lease and subsequent disposal. The Partnership's short-term liquidity needs will be met through the raising of partnership capital, a significant portion of which is applied toward property acquisitions. As funds are invested in commercial properties, the Partnership's more long-term liquidity needs will be met through the rental income received from these properties.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996, revenues totaled $65,639, which included $42,050 from real estate operations and $23,589 of interest income. Revenues for the first quarter of 1996 increased $60,089 from those of the first quarter of 1995 when the Partnership has just begun operations and had not yet acquired any real estate properties. The increase in the Partnership's activity also contributed to an increase in expenses from $1,412 in the first quarter of 1995 to $29,627 in the first quarter of 1996. The Partnership recorded net income of $36,012 in the first quarter of 1996 compared to $4,138 in the first quarter of 1995.

No significant operations commenced during the first quarter of 1995. On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership. For the three months ended March 31, 1995, revenues were comprised entirely of $5,550 of interest income and the Partnership's net income totaled $4,138.


                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Form 8-K was filed on April 18, 1996 to report the acquisition of a property through a joint venture with two affiliates which will be operated as a Just For Feet retail store upon completion of construction of the property.







                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           AAA Net Realty Fund XI, Ltd.
                           (Registrant)




May 15, 1996               H. Kerr Taylor
Date                       H. Kerr Taylor, President of General Partner




May 15, 1996               H. Kerr Taylor
Date                       H. Kerr Taylor, Chief Financial Officer of
                                General Partner