Form 10-Q
period 1996-06-30
AAA NET REALTY FUND XI LTD
filed 1996-08-14
CIK 924576

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                   FORM 10-Q



    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 BALANCE SHEETS
                   JUNE 30, 1996 AND DECEMBER 31, 1995

                                                            JUNE 30,              DECEMBER 31,
                                                              1996                   1995
                                                           (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                                 $    2,537,154          $    1,642,729

ACCOUNTS RECEIVABLE                                              9,626                  10,750

PROPERTY
Land                                                           235,832                 235,832
Building                                                       550,275                 550,275
                                                               786,107                 786,107
Accumulated depreciation                                        (7,642)                   (588)

                                                               778,465                 785,519


INVESTMENT IN JOINT VENTURE                                    896,128                 871,620

OTHER  ASSETS:
Acquisition Costs                                               32,186                   2,506
Accrued Rental Income                                            3,127                       0
Organization Costs, net of accumulated amortization
  of $40,490 and $20,890, respectively                         180,833                 151,643

TOTAL OTHER ASSETS                                             216,146                 154,149

TOTAL ASSETS                                                 4,437,519               3,464,767


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                                37,353                  21,926

TOTAL LIABILITIES                                               37,353                  21,926

PARTNERSHIP EQUITY
General partners                                                 2,602                   1,773
Limited partners                                             4,397,564               3,441,068

TOTAL PARTNERSHIP EQUITY                                     4,400,166               3,442,841

TOTAL LIABILITIES & PARTNERSHIP EQUITY                  $    4,437,519          $    3,464,767


LIMITED PARTNERSHIP UNITS OUTSTANDING                          4,927.9                 3,828.5



See Notes to Financial Statements.



                              AAA NET REALTY FUND XI, LTD.
                                (A LIMITED PARTNERSHIP)

                                STATEMENT OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                      (Unaudited)

                                                      Quarter                          Year to Date
                                                 1996          1995                1996            1995

INCOME

Rental income                                $   21,694    $        0          $   43,388     $         0
Equity income from investment
   in joint venture                              20,356             0              40,712               0
Interest income                                  27,825        25,022              51,414          30,572

TOTAL INCOME                                     69,875        25,022             135,514          30,572


EXPENSES

Administrative expense                            3,999             0               7,998               0
Accounting fees                                     600           950               6,000             950
Amortization                                     10,432         4,924              19,600           6,049
Bank charges                                        115           186                 140             473
Depreciation                                      3,528             0               7,055               0
Filing fees                                         100             0                 350               0
Legal and professional fees                       2,206            44               6,512              44
Printing                                          1,821             0               4,073               0
Other                                               156             0                 856               0

TOTAL EXPENSES                                   22,957         6,104              52,584           7,516


NET INCOME                                   $   46,918    $   18,918          $   82,930     $    23,056


ALLOCATION OF NET INCOME

General partners                             $      469    $      189          $      829     $       230
Limited partners                                 46,449        18,729              82,101          22,826

                                             $   46,918    $   18,918          $   82,930     $    23,056


NET INCOME PER UNIT                          $    10.09    $     8.64          $    19.02     $     11.49


WEIGHTED AVERAGE UNITS OUTSTANDING                4,648         2,189               4,361           2,006



See Notes to Financial Statements.



                               AAA NET REALTY FUND XI, LTD.
                                  (A LIMITED PARTNERSHIP)

                            STATEMENT OF PARTNERSHIP EQUITY
                         FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                      (Unaudited)


                                       GENERAL              LIMITED
                                       PARTNERS             PARTNERS               TOTAL

PARTNERSHIP EQUITY AT
  DECEMBER 31, 1995                 $     1,773          $ 3,441,068          $   3,442,841

CAPITAL CONTRIBUTIONS - NET                   0              295,455                295,455

NET INCOME                                  360               35,652                 36,012

DISTRIBUTIONS                                 0              (49,109)               (49,109)

PARTNERSHIP EQUITY AT
  MARCH 31, 1996                    $     2,133          $ 3,723,066          $   3,725,199

CAPITAL CONTRIBUTIONS - NET                   0              688,653                688,653

NET INCOME                                  469               46,449                 46,918

DISTRIBUTIONS                                 0              (60,604)               (60,604)

PARTNERSHIP EQUITY AT
  JUNE 30, 1996                     $     2,602          $ 4,397,564          $   4,400,166



See Notes to Financial Statements.


                             AAA NET REALTY FUND XI, LTD.
                               (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                    (Unaudited)


                                                                Quarter                             Year to Date
                                                         1996              1995                1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $      46,918     $      18,918       $      82,930     $      23,056

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                            10,432             4,924              19,600             6,049
  Depreciation                                             3,528                 0               7,055                 0
  (Increase) decrease in accounts receivable              (1,950)                0               1,124                 0
  Increase (decrease)  in accounts payable                15,849           (26,035)             15,427                92
  Investment in joint venture:
    Equity income                                        (20,356)                0             (40,712)                0
    Distributions received                                20,356                 0              40,712                 0
  Increase in accrued rental income                       (1,564)                0              (3,127)                0
  Increase in organization costs                         (33,940)          (45,440)            (48,790)         (112,927)

NET CASH FLOWS FROM OPERATING ACTIVITIES                  39,273           (47,633)             74,219           (83,730)


CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions - limited partners, net of
  syndication costs                                      688,653           900,280             984,108         2,242,512
Distributions                                            (60,604)                0            (109,713)                0

NET CASH FLOWS FROM FINANCING ACTIVITIES                 628,049           900,280             874,395         2,242,512


CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition costs                                        (16,889)          (19,468)            (29,680)          (50,012)
Investment in joint venture                              (29,850)          (10,750)            (29,850)          (10,750)
Joint venture distributions in excess of income            2,670                 0               5,341                 0

NET CASH FLOWS FROM INVESTING ACTIVITIES                 (44,069)          (30,218)            (54,189)          (60,762)


NET INCREASE  IN CASH
  and CASH EQUIVALENTS                                   623,253           822,429             894,425         2,098,020

CASH and CASH EQUIVALENTS at beginning of period       1,913,901         1,276,591           1,642,729             1,000

CASH and CASH EQUIVALENTS at end of period         $   2,537,154     $   2,099,020       $   2,537,154     $   2,099,020



See Notes to Financial Statements.

                  AAA NET REALTY FUND XI, LTD.
                    ( A LIMITED PARTNERSHIP)

                NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        AAA Net Realty Fund XI, Ltd. ("the Partnership"), is a limited partnership formed under the laws of the State of Texas. American Asset Advisers Management Corporation XI (a Texas corporation) is the managing general partner and H. Kerr Taylor is the individual general partner. On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership. As of June 30, 1996, contributions had been received from 4,927.9 units. There shall be available for subscription by prospective limited partners an aggregate of 20,000 limited partnership units at $1,000 maximum offering price per unit.

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

The Partnership's investment in a joint venture is accounted for under the equity method whereby its initial investment in a joint venture is recorded at its cost which is then increased or decreased by its share of earnings or losses in the joint venture and also decreased by any distributions.

Organization costs are amortized on a straight line basis over five years.

Syndication costs are reflected as a reduction of the capital contributions of the limited partners.

All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1996 and June 30, 1995.

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

3.      RELATED PARTY TRANSACTIONS

Certain costs have been incurred by the General Partners and affiliates in connection with the organization and syndication of the Partnership. Reimbursement of these costs become obligations of the Partnership in accordance with the terms of the offering. The costs incurred to organize the Partnership have been capitalized as Organization Costs. In connection therewith, $4,000 and $14,269 were paid to AAA for costs incurred for the three and six months ended June 30, 1996, respectively and $47,693 and $63,725 were paid to AAA for the three and six months ended June 30, 1995, respectively. In addition, $19,529 and $32,029 of costs, reflected as Syndication Costs and netted against Partnership Equity, were incurred by AAA for the issuance and marketing of partnership units during the first three and six months of 1996, respectively and $25,932 and $50,071 were paid to AAA for the three and six months ended June 30, 1995, respectively.

Acquisition expenses, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $15,703 and $25,703 of such fees were incurred and paid to AAA for the three and six months ended June 30, 1996, respectively. $19,468 and $50,012 of such fees were incurred and paid to AAA for the three and six months ended June 30, 1995, respectively.

The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $3,999 and $7,998 were incurred and paid to AAA for the first three and six months of 1996, respectively. No administrative fees were incurred in the first six months of 1995.

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

4.      MAJOR LESSEE

The Partnership's operations are all related to the acquisition and leasing of commercial real estate properties. Total rental income of $21,694 and $43,388 were received from Blockbuster Videos, Inc. (Oklahoma City, Oklahoma) for the three and six months ended June 30, 1996, respectively. The Partnership did not receive any rental income for the three and six months ended June 30, 1995.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


AAA Net Realty Fund XI, Ltd., a Texas limited partnership, was formed May 26, 1994 to acquire on a debt-free basis, existing and newly constructed commercial properties to be held for investment, lease and subsequent disposal. The leases will provide for a base minimum annual rent and periodic increases in rent. In addition, the major operating costs of the Partnership's properties will either be paid for by the tenant or the lease will limit the extent of the Partnership's obligation for such expenses. The Offering for 20,000 limited partnership units was effective October 27, 1994. As of June 30, 1996, contributions had been received for 4,927.9 units. The offering period for subscriptions will terminate on October 26, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership acquired its first two properties in September and December 1995, one directly and one through a joint venture with an affiliate. On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which will be operated as a Just For Feet retail store. The Partnership's interest in the joint venture is 29.85% and the Partnership's share of the acquisition costs for the property will approximate $1,050,552 plus $30,758 in acquisition fees to affiliates. The property is under construction with an estimated completion date of September 1996.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1996, revenues totaled $69,875, which included $42,050 from real estate operations and $27,825 of interest income. Revenues for the second quarter of 1996 increased $44,853 from those of the second quarter of 1995 when the Partnership had just begun operations and had not yet acquired any real estate properties. The increase in the Partnership's activity also contributed to an increase in expenses from $6,104 in the second quarter of 1995 to $22,957 in the second quarter of 1996. The Partnership recorded net income of $46,918 in the second quarter of 1996 compared to $18,918 in the second quarter of 1995.

For the six months ended June 30, 1996, revenues totaled $135,514, which included $84,100 from real estate operations and $51,414 of interest income. Revenues for the first six months of 1996 increased $104,942 from those of the first six months of 1995 when the Partnership had just begun operations and had not yet acquired any real estate properties. The increase in the Partnership's activity also contributed to an increase in expenses from $7,516 in the first six months of 1995 to $52,584 in the first six months of 1996. The Partnership recorded net income of $82,930 in the first six months of 1996 compared to $23,056 in the first six months of 1995.

No significant operations commenced during the first six months of 1995. On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership.
For the six months ended June 30, 1995, revenues were comprised entirely of $30,572 of interest income and the Partnership's net income totaled $23,056. For the three months ended June 30, 1995, revenues were comprised entirely of $25,022 of interest income and the Partnership's net income totaled $18,918.


PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Form 8-K was filed on April 18, 1996 to report the acquisition of a property through a joint venture with two affiliates which will be operated as a Just For Feet retail store upon completion of construction of the property.


Exhibit 27 - Financial Data Schedule




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 AAA Net Realty Fund XI, Ltd.
                                 (Registrant)




August 14, 1996                  H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner




August 14, 1996                  H. Kerr Taylor
Date                             H. Kerr Taylor, Chief Financial Officer of
                                      General Partner