Form 10-Q
period 1996-09-30
AAA NET REALTY FUND XI LTD
filed 1996-11-14
CIK 924576

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q



    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

                               BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                         SEPTEMBER 30,           DECEMBER 31,
                                                             1996                    1995
                                                          (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                                $    2,776,543          $    1,642,729

ACCOUNTS RECEIVABLE                                                73                  10,750

PROPERTY
Land                                                          236,961                 235,832
Building                                                      552,911                 550,275
                                                              789,872                 786,107
Accumulated depreciation                                      (11,222)                   (588)

TOTAL PROPERTY                                                778,650                 785,519

INVESTMENT IN JOINT VENTURES                                2,216,109                 871,620

OTHER  ASSETS:
Acquisition Costs                                               4,607                   2,506
Accrued Rental Income                                           4,689                       0
Organization Costs, net of accumulated amortization
  of $54,113 and $20,890, respectively                        245,887                 151,643

TOTAL OTHER ASSETS                                            255,183                 154,149

TOTAL ASSETS                                                6,026,558               3,464,767

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                               70,120                  21,926

TOTAL LIABILITIES                                              70,120                  21,926

PARTNERSHIP EQUITY
General partners                                                3,209                   1,773
Limited partners                                            5,953,229               3,441,068

TOTAL PARTNERSHIP EQUITY                                    5,956,438               3,442,841

TOTAL LIABILITIES & PARTNERSHIP EQUITY                 $    6,026,558          $    3,464,767


LIMITED PARTNERSHIP UNITS OUTSTANDING                         6,676.0                 3,828.5




See Notes to Financial Statements.
                                       2

                           AAA NET REALTY FUND XI, LTD.
                             (A LIMITED PARTNERSHIP)

                             STATEMENT OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (Unaudited)

                                              Quarter                        Year to Date
                                        1996           1995             1996           1995

INCOME

Rental income                       $   23,588     $        0       $   66,976     $        0
Equity income from investment
   in joint ventures                    24,913          3,952           65,625          3,952
Interest income                         38,761         32,416           90,175         62,988

TOTAL INCOME                            87,262         36,368          222,776         66,940


EXPENSES

Administrative expense                   3,999              0           11,997              0
Accounting fees                            600            300            6,600          1,250
Amortization                            13,623          6,764           33,223         12,813
Bank charges                                65            192              205            665
Depreciation                             3,578              0           10,633              0
Filing fees                               1710           1635             2060           1635
Legal and professional fees              1,936          1,074            8,448          1,118
Printing                                   985              0            5,058              0
Other                                       74             15              930             15

TOTAL EXPENSES                          26,570          9,980           79,154         17,496


NET INCOME                          $   60,692     $   26,388       $  143,622     $   49,444


ALLOCATION OF NET INCOME

General partners                    $      607     $      264       $    1,436     $      494
Limited partners                        60,085         26,124          142,186         48,950

                                    $   60,692     $   26,388       $  143,622     $   49,444


NET INCOME PER UNIT                 $    10.04     $     8.91       $    29.16     $    20.45


WEIGHTED AVERAGE UNITS
    OUTSTANDING                          6,044          2,963            4,926          2,418





See Notes to Financial Statements.


                                        3

                          AAA NET REALTY FUND XI, LTD.
                            (A LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERSHIP EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (Unaudited)


                                       GENERAL          LIMITED
                                       PARTNERS         PARTNERS           TOTAL

PARTNERSHIP EQUITY AT
  DECEMBER 31, 1995                 $     1,773      $ 3,441,068      $  3,442,841

CAPITAL CONTRIBUTIONS - NET                   0          295,455           295,455

NET INCOME                                  360           35,652            36,012

DISTRIBUTIONS                                 0          (49,109)          (49,109)

PARTNERSHIP EQUITY AT
  MARCH 31, 1996                          2,133        3,723,066         3,725,199

CAPITAL CONTRIBUTIONS - NET                   0          688,653           688,653

NET INCOME                                  469           46,449            46,918

DISTRIBUTIONS                                 0          (60,604)          (60,604)

PARTNERSHIP EQUITY AT
  JUNE 30, 1996                           2,602        4,397,564         4,400,166

CAPITAL CONTRIBUTIONS - NET                   0        1,564,960         1,564,960

NET INCOME                                  607           60,085            60,692

DISTRIBUTIONS                                 0          (69,380)          (69,380)

PARTNERSHIP EQUITY AT
  SEPTEMBER 30, 1996                $     3,209      $ 5,953,229      $  5,956,438



See Notes to Financial Statements.


                                        4


                         AAA NET REALTY FUND XI, LTD.
                            (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                 (Unaudited)


                                                                      Quarter                            Year to Date
                                                              1996              1995               1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $      60,692     $      26,388      $     143,622     $      49,444

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                                 13,623             6,764             33,223            12,813
  Depreciation                                                  3,578                 0             10,633                 0
  Decrease in accounts receivable                               9,553                 0             10,677                 0
  Increase in accounts payable                                 32,767             2,729             48,194             2,821
  Investment in joint venture:
    Equity income                                             (24,913)           (3,952)           (65,625)           (3,952)
    Distributions received                                     24,913             3,952             65,625             3,952
  Increase in accrued rental income                            (1,562)                0             (4,689)                0
  Increase in organization costs                              (78,677)          (35,382)          (127,467)         (148,309)

NET CASH FLOWS FROM OPERATING ACTIVITIES                       39,974               499            114,193           (83,231)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition costs                                              27,579            24,367             (2,101)          (25,645)
Investment in property                                         (3,765)                0             (3,765)                0
Investment in joint ventures                               (1,322,515)         (873,711)        (1,352,365)         (884,461)
Joint venture distributions in excess of income                 2,536               653              7,877               653

NET CASH FLOWS FROM INVESTING ACTIVITIES                   (1,296,165)         (848,691)        (1,350,354)         (909,453)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions - limited partners, net of
  syndication costs                                         1,564,960           706,602          2,549,068         2,949,114
Distributions                                                 (69,380)          (25,074)          (179,093)          (25,074)

NET CASH FLOWS FROM FINANCING ACTIVITIES                    1,495,580           681,528          2,369,975         2,924,040

NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                                        239,389          (166,664)         1,133,814         1,931,356

CASH and CASH EQUIVALENTS at beginning of period            2,537,154         2,099,020          1,642,729             1,000


CASH and CASH EQUIVALENTS at end of period              $   2,776,543     $   1,932,356      $   2,776,543     $   1,932,356


See Notes to Financial Statements.

                                     5

                       AAA NET REALTY FUND XI, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND SEPTEMBER 30,1995
                                (Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       AAA Net Realty Fund XI, Ltd. ("the Partnership"), is a limited partnership formed under the laws of the State of Texas.
       American Asset Advisers Management Corporation XI (a Texas corporation) is the managing general partner and H. Kerr Taylor is the individual general partner. On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership. As of September 30, 1996, contributions had been received for 6,676.0 units. The offering period for subscriptions terminated on October 26, 1996 with a total of 7,086.2 units having been subscribed at an offering price of $1,000.

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

       The Partnership's investment in joint ventures are accounted for under the equity method whereby its initial investment in the joint venture is recorded at its cost which is then increased or decreased by its share of earnings or losses in the joint venture and also decreased by any distributions.

       Organization costs are amortized on a straight line basis over five years.

       Syndication costs are reflected as a reduction of the capital contributions of the limited partners.

       All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1996 and September 30, 1995.

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

3.     RELATED PARTY TRANSACTIONS

       Certain costs have been incurred by the General Partners and affiliates in connection with the organization and syndication of the Partnership. Reimbursement of these costs become obligations of the Partnership in accordance with the terms of the offering. The costs incurred to organize the Partnership have been capitalized as Organization Costs. In connection therewith, $63,000 and $77,269 were paid to AAA for costs incurred for the three and nine months ended September 30, 1996, respectively and $31,815 and $95,540 were paid to AAA for the three and nine months ended September 30, 1995, respectively. In addition, $43,334 and $75,363 of costs, reflected as Syndication Costs and netted against Partnership Equity, were incurred by AAA for the issuance and marketing of partnership units during the first three and nine months of 1996, respectively and $18,555 and $68,626 were paid to AAA for the three and nine months ended September 30, 1995, respectively.

       Acquisition expenses, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $34,960 and $60,663 of such fees were incurred and paid to AAA for the three and nine months ended September 30, 1996, respectively. $12,390 and $62,402 of such fees were incurred and paid to AAA for the three and nine months ended September 30, 1995, respectively.

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $3,999 and $11,997 were incurred and paid to AAA for the first three and nine months of 1996, respectively. No administrative fees were incurred in the first nine months of 1995.

       On September 12, 1995, the Partnership acquired a 49% interest in a joint venture with American Asset Advisers Trust, Inc.("ATI"), an affiliated entity. The joint venture was formed for the purpose of acquiring a property which is being operated as a Blockbuster Music Store in Wichita, Kansas.

       On April 5, 1996, the Partnership entered into a joint venture with ATI and AAA Net Realty Fund X, Ltd., affiliates, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The Partnership's interest in the joint venture is 29.85%. The property was purchased on September 11, 1996 after the construction was completed.

       On September 23, 1996, the Partnership entered into a joint venture with ATI for the purpose of acquiring property in The Woodlands, Texas upon which a branch bank building will be constructed. The Partnership s interest in the joint venture is 49%.

4.     MAJOR LESSEE

       The Partnership's operations are all related to the acquisition and leasing of commercial real estate properties. Total rental income of $23,588 and $66,976 was received from Blockbuster Videos, Inc. (Oklahoma City, Oklahoma) for the three and nine months ended September 30, 1996, respectively. The Partnership did not receive any rental income for the three and nine months ended September 30, 1995.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


AAA Net Realty Fund XI, Ltd., a Texas limited partnership, was formed May 26, 1994 to acquire on a debt-free basis, existing and newly constructed commercial properties to be held for investment, lease and subsequent disposal. The leases will provide for a base minimum annual rent and periodic increases in rent. In addition, the major operating costs of the Partnership's properties will either be paid for by the tenant or the lease will limit the extent of the Partnership's obligation for such expenses. The Offering for 20,000 limited partnership units was effective October 27, 1994. As of September 30, 1996, contributions had been received for 6,676.0 units. The offering period for subscriptions terminated on October 26, 1996 with a total of 7,086.2 units having been subscribed at an offering price of $1,000.

LIQUIDITY AND CAPITAL RESOURCES

On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which is being operated as a Just For Feet retail store. The Partnership's interest in the joint venture is 29.85% and the Partnership s share of the purchase price for the property was $1,044,077 plus $46,835 in acquisition fees paid to affiliates. The property was purchased on September 11, 1996 after the construction was completed.

On September 23, 1996, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc. for the purpose of acquiring property in The Woodlands, Texas upon which a branch bank building will be constructed. The Partnership s interest in the joint venture is 49% and the Partnership s share of the purchase price for the property was $250,368 plus $11,025 in acquisition fees paid to affiliates.

The acquisitions of the above-mentioned properties result in a decrease in the Partnership's liquidity. This is in keeping with the Partnership's policy of acquiring commercial properties for investment, lease and subsequent disposal. As funds are invested in commercial properties, the Partnership's liquidity needs will be met through the rental income received from these properties.

RESULTS OF OPERATIONS

For the three months ended September 30, 1996, revenues totaled $87,262, which included $48,501 from real estate operations and $38,761 of interest income. Revenues for the third quarter of 1996 increased $50,894 from those of the third quarter of 1995 when the Partnership had just begun operations and had acquired its first real estate property on September 12, 1995. The increase in the Partnership's activity also contributed to an increase in expenses from $9,980 in the third quarter of 1995 to $26,570 in the third quarter of 1996. The Partnership recorded net income of $60,692 in the third quarter of 1996 compared to $26,388 in the third quarter of 1995.

For the nine months ended September 30, 1996, revenues totaled $222,776, which included $132,601 from real estate operations and $90,175 of interest income. Revenues for the first nine months of 1996 increased $155,836 from those of the first nine months of 1995 when the Partnership had just begun operations and had acquired its first real estate property on September 12, 1995. The increase in the Partnership's activity also contributed to an increase in expenses from $17,496 in the first nine months of 1995 to $79,154 in the first nine months of 1996. The Partnership recorded net income of $143,622 in the first nine months of 1996 compared to $49,444 in the first nine months of 1995.

On March 3, 1995, the general partners distributed the proceeds from the escrow account and funded the Partnership. For the nine months ended September 30, 1995, revenues totaled $66,940, which included $3,952 from real estate operations and $62,988 of interest income and the Partnership's net income totaled $49,444. For the three months ended September 30, 1995, revenues totaled $36,368, which included $3,952 from real estate operations and $32,416 of interest income and the Partnership's net income totaled $26,388.

                        PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE


Item 6. Exhibits and Reports on Form 8-K

Form 8-K was filed on October 8, 1996 to report the acquisition of a property through a joint venture with an affiliate which will be operated as a Bank United branch bank upon completion of construction of the property.



Exhibit 27 - Financial Data Schedule

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 AAA Net Realty Fund XI, Ltd
                                 (Registrant)




November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, President of
                                  General Partner





November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, Chief
                                  Financial Officer
                                  of General Partner